Form 10-K
period 1996-12-31
FIFTH THIRD BANK AUTO TRUSTS
filed 1997-03-31
CIK 1007073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended December 31, 1996 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission File Number 333-856

                     THE FIFTH THIRD BANK AUTO TRUST 1996-B
               (Issuer with respect to the Certificates and Notes)

                              THE FIFTH THIRD BANK
             (Exact name of Registrant as specified in its charter)

                OHIO                                         31-0854434
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

       38 FOUNTAIN SQUARE PLAZA
       CINCINNATI, OHIO                                         45263
 (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (513) 579-5300

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

No documents are incorporated by reference into this Form 10-K.


This report contains 7 pages and the exhibit index is on page  5
                     -                                        ---

                                     PART I

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     At December 31, 1996, there were two (2) registered holders of the Asset Backed Certificates ("Certificates"), one of which was CEDE & Co., as nominee of The Depository Trust Company ("DTC"). There are 34 parties registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None

                                    PART III


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     At December 31, 1996, the Certificates were registered in the name of (i) The Fifth Third Bank and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the 8 DTC participant institutions listed below are record owner of in excess of five percent (5%) of the Certificates issued. Only such participants, however, know the identity of the beneficial owner of interests in such Certificates.

     TITLE OF               NAME AND ADDRESS OF                    AMOUNT AND NATURE OF          PERCENT
      CLASS                 BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP          OF CLASS
     --------               ----------------                       --------------------          --------

     6.45% Asset            Chase Manhattan Bank                   $136,330,000  -Principal        35.5%
     Backed Certificates,   2 Chase Manhattan Plaza                amount of Certificates
     Class A                New York, New York 11081

     6.45% Asset            SSB Custodian Global Proxy Unit        $115,499,000  -Principal        30.1%
     Backed Certificates,   PO Box 1631                            amount of Certificates
     Class A                Boston, Massachusetts 02105-1631

     6.45% Asset            Boston Safe Deposit and Trust Company  $48,051,000   -Principal        12.5%
     Backed Certificates,   c/o Mellon Bank, NA                    amount of Certificates
     Class A                3 Mellon Bank Center
                            Pittsburgh, Pennsylvania 15259

     6.45% Asset            PNC Bank, NA                           $23,370,000   -Principal        6.1%
     Backed Certificates,   11 Penn Center                         amount of Certificates
     Class A                1836 Market Street
                            Philadelphia, Pennsylvania 19103

     6.70% Asset            Bank One Trust Company, NA-State       $10,000,000   -Principal        34.6%
     Backed Certificates,   30 West Spring Street                  amount of Certificates
     Class B                Columbus, Ohio 43266-0581

     6.70% Asset            Chase Manhattan Bank                   $10,000,000   -Principal        34.6%
     Backed Certificates,   2 Chase Manhattan Plaza                amount of Certficates
     Class B                New York, New York 10081

     6.70% Asset            Marshall & Ilsley Trust Company        $6,802,000    -Principal        23.5%
     Backed Certificates,   1000 North Water Street                amount of Certificates
     Class B                PO Box 2977
                            Milwaukee, Wisconsin 53202

     6.70% Asset            1st Bank, NA                           $1,590,000    -Principal        5.5%
     Backed Certificates,   c/o ICE Proxy Services                 amount of Certficates
     Class B                71 Executive Blvd
                            Farmington, New York 11375


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     (a)  Exhibits. The following exhibits are submitted herewith:

          99.1 Annual Accountant's Report relative to the Servicer's compliance with minimum servicing standards set forth in the Uniform Single Attestation Program for Mortgage Bankers and Annual Officer's Certificate of Servicer relative to the Servicer's performance of its servicing obligations


     (b) Reports on Form 8-K. During the fourth quarter of 1996, the Servicer, on behalf of the Issuer, filed Reports on Form 8-K on October 16, 1996, November 15, 1996 and December 18, 1996.


     Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act: NONE


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Issuer and in the capacities and on the dates indicated.

Dated:  March 27, 1997


THE FIFTH THIRD BANK AUTO TRUST 1996-B
(Issuer with respect to the Certificates and Notes)

By:  THE FIFTH THIRD BANK
(Originator and the Issuer and Registrant)

By:  /s/ Roger W. Dean
     --------------------------
Name:   Roger W. Dean
Title:  Senior Vice President
          & Controller

                                  EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION                                      PAGE
-----------             ---------------------------                      ----

  99.1                  Annual Accountant's Report                         6
                        relative to the Servicer's
                        compliance with minimum servicing
                        standards set forth in the Uniform
                        Single Attestation Program for
                        Mortgage Bankers and Annual Officer's
                        Certification of Servicer relative to
                        the Servicer's performance of its
                        servicing obligations