Form 10-K
period 1997-12-31
FIFTH THIRD BANK AUTO TRUST 1996-B
filed 1998-03-31
CIK 1007073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For fiscal year ended December 31, 1997

                         Commission File Number 333-856


                     THE FIFTH THIRD BANK AUTO TRUST 1996-B
               (Issuer with respect to the Certificates and Notes)


                              THE FIFTH THIRD BANK
             (Exact name of Registrant as specified in its charter)


             Ohio                                     31-0854434
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)


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

                                     PART I

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         At December 31, 1997, CEDE & Co., as nominee of The Depository Trust Company ("DTC"), was the registered holder of the Asset Backed Certificates ("Certificates"). There are 31 parties registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1997, the Certificates were registered in the name of
(i) The Fifth Third Bank and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the 9 DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

        TITLE OF                             NAME AND ADDRESS                         AMOUNT AND NATURE OF        PERCENT
          CLASS                            OF BENEFICIAL OWNER                        BENEFICIAL OWNERSHIP        OF CLASS
--------------------------  ---------------------------------------------------   -----------------------------  -----------
6.45% Asset                 Chase Manhattan Bank                                  $172,300,000 -Principal             44.9%
Backed Certificates,        4 New York Plaza                                      amount of Certificates
Class A                     New York, New York  10004

6.45% Asset                 SSB Custodian Global Proxy Unit                       $53,388,000 - Principal             13.9%
Backed Certificates,        PO Box 1631                                           amount of Certificates
Class A                     Boston, Massachusetts  02105-1631

6.45% Asset                 Boston Safe Deposit & Trust Co.                       $50,560,000 - Principal             13.2%
Backed Certificates,        Three Mellon Bank Center                              amount of Certificates
Class A                     Pittsburgh, Pennsylvania  15259

6.45% Asset                 SSB Bank Portfolio Capital Markets Division           $21,445,000 - Principal              5.6%
Backed Certificates,        225 Franklin Street                                   amount of Certificates
Class A                     Boston, Massachusetts  02110

6.45% Asset                 PNC National Association                              $19,735,000 - Principal              5.1%
Backed Certificates,        1835 Market Street                                    amount of Certificates
Class A                     Philadelphia, Pennsylvania  19103

6.70% Asset                 Bank One Trust Company N.A. - State                   $10,000,000 - Principal             34.6%
Backed Certificates,        30 West Spring Street                                 amount of Certificates
Class B                     Columbus, Ohio  43266-0581

6.70% Asset                 Chase Manhattan Bank                                  $10,000,000 - Prinicpal             34.6%
Backed Certificates,        4 New York Plaza                                      amount of Certificates
Class B                     New York, New York  10004

6.70% Asset                 M & I Marshall & Ilsley Bank                          $7,302,000 - Principal              25.3%
Backed Certificates,        1000 North Water Street                               amount of Certificates
Class B                     Milwaukee, Wisconsin  53202

6.70% Asset                 First Bank, N.A.                                      $1,590,000 - Principal               5.5%
Backed Certificates,        71 Executive Blvd.                                    amount of Certificates
Class B                     Farmingdale, New York  11735

Item 13.  Certain Relationships and Related Transactions

         None.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)      Exhibit 20 - Monthly Servicing Report for December 1997.
         (b) Reports on Form 8-K. During the fourth quarter of 1997, the Servicer, on behalf of the Issuer, filed reports on Form 8-K on October 20, 1997, November 20, 1997 and December 22, 1997.

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


March 30, 1998              THE FIFTH THIRD BANK AUTO TRUST 1996-A
                            (Issuer with respect to the Certificates and Notes)

                            By: THE FIFTH THIRD BANK
                            (Originator and the Issuer and Registrant)

                            By: /s/Roger W. Dean
                               -----------------
                            Roger W. Dean
                            Senior Vice President & Controller