Form 10-K
period 1998-12-31
FIFTH THIRD BANK AUTO TRUST 1996-B
filed 1999-03-31
CIK 1007073

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For fiscal year ended December 31, 1998 or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X / No: / /

The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

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

         At December 31, 1998, CEDE & Co., as nominee of The Depository Trust Company ("DTC"), was the registered holder of the Asset Backed Certificates ("Certificates"). There are 28 parties registered on the books of DTC as record owner of Certificates. There is no established public market in which the Certificates are traded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         At December 31, 1998, the Certificates were registered in the name of
(i) Fifth Third Bank and (ii) CEDE & Co., as nominee of DTC. The books of DTC indicate that the 9 DTC participant institutions listed below are record owners of in excess of five percent (5%) of the Certificates issued. Only such participants, however, know the identity of the beneficial owners of interests in such Certificates.

        TITLE OF                             NAME AND ADDRESS                         AMOUNT AND NATURE OF           PERCENT
          CLASS                             OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP           OF CLASS
--------------------------  ----------------------------------------------------  -----------------------------     -----------
6.45% Asset                 Chase Manhattan Bank                                  $141,644,216 -Principal              36.9%
Backed Certificates,        4 New York Plaza                                      Amount of Certificates
Class A                     New York, New York  10004

6.45% Asset                 SSB Bank Portfolio Capital Markets Division           $61,119,000 - Principal              15.9%
Backed Certificates,        225 Franklin Street                                   Amount of Certificates
Class A                     Boston, Massachusetts  02110

6.45% Asset                 SSB Custodian Global Proxy Unit                       $58,781,223 - Principal              15.3%
Backed Certificates,        PO Box 1631                                           Amount of Certificates
Class A                     Boston, Massachusetts  02105-1631

6.45% Asset                 The Bank of New York                                  $43,328,000 - Principal              11.3%
Backed Certificates,        925 Patterson Plank Road                              Amount of Certificates
Class A                     Secaucus,  New Jersey  027094

6.45% Asset                 Boston Safe Deposit & Trust Co.                       $36,208,000 - Principal               9.4%
Backed Certificates,        Three Mellon Bank Center                              Amount of Certificates
Class A                     Pittsburgh, Pennsylvania  15259

                                    PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management (Continued)

        TITLE OF                             NAME AND ADDRESS                         AMOUNT AND NATURE OF           PERCENT
          CLASS                             OF BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP           OF CLASS
--------------------------  ----------------------------------------------------  -----------------------------     -----------
6.70% Asset                 Bank One Trust Company N.A. - State                   $10,000,000 - Principal              34.6%
Backed Certificates,        30 West Spring Street                                 Amount of Certificates
Class B                     Columbus, Ohio  43266-0581

6.70% Asset                 Chase Manhattan Bank                                  $10,000,000 - Principal              34.6%
Backed Certificates,        4 New York Plaza                                      Amount of Certificates
Class B                     New York, New York  10004

6.70% Asset                 M & I Marshall & Ilsley Bank                          $7,302,000 - Principal               25.3%
Backed Certificates,        1000 North Water Street                               Amount of Certificates
Class B                     Milwaukee, Wisconsin  53202

6.70% Asset                 U.S. Bank, N.A.                                       $1,590,000 - Principal                5.5%
Backed Certificates,        601 Second Avenue South                               amount of Certificates
Class B                     Minneapolis, Minnesota  55402

Item 13.  Certain Relationships and Related Transactions

          None.
                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibit 20 - Monthly Servicing Report for December 1998
(b) Reports on Form 8-K. During the fourth quarter of 1998, the Servicer, on behalf of the Issuer, filed reports on Form 8-K on October 22, 1998, November 18, 1998 and December 18, 1998.

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

March 31, 1999               FIFTH THIRD BANK AUTO TRUST 1996-B
                             (Issuer with respect to the Certificates and Notes)

                             By: FIFTH THIRD BANK
                             (Originator and the Issuer and Registrant)

                             By: /s/Roger W. Dean
                                -----------------------------
                             Roger W. Dean
                             Senior Vice President & Controller